Form 10-K
period 1998-12-31
PDC 1998-B LTD PARTNERSHIP
filed 1999-03-25
CIK 1080501

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


- ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1998

  Commission File Number  333-41977-02

- Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transaction period from         to

                   PDC 1998-B LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)



   West Virginia                                          55-0757384
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)



103 East Main Street, Bridgeport, West Virginia  26330
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code           (304) 842-3597



     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 General and Limited Partnership Interests
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  PART I

ITEM 1.  BUSINESS.

General

    PDC 1998-B Limited Partnership ("the Partnership") is a limited partnership formed on September 14, 1998 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

    Since the commencement of operations on September 14, 1998, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the Northern Appalachian and Michigan Basins. A total of 2 limited partners contributed $55,000; a total of 369 additional general partners contributed initial capital of $7,090,101; and PDC (Managing General Partner) contributed $1,554,059 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

    Under the terms of the Agreement, the allocation of revenues is as follows:
                                          Allocation
                                         of Revenues
          Additional General and
            Limited Partners                  80%
          Managing General Partner            20%

    Operating and direct costs are allocated and charged to the additional general and limited partners and the Managing General Partner in the same percentages as revenues are allocated. Leasehold, drilling and completion costs, and equipment costs are borne 80% by the additional general and limited partners and 20% by the Managing General Partner.

Employees

    The Partnership has no employees, however, PDC has approximately 81 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

    The Partnership participated in the drilling of forty gross wells and will continue to operate and produce its thirty-nine gross productive wells. The Partnership has unexpended initial capital and plans to drill an additional four to five wells in the first quarter of 1999.

    See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

    The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted. These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions. Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed. Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas.

Competition

    The Partnership competes in marketing its gas with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

    State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations.

Federal Regulations

    Regulation of Liquid Hydrocarbons. Liquid hydrocarbons (including crude oil and natural gas liquids) were subject to federal price and allocation controls until January 1981 when controls were effectively eliminated by executive order of the President. As a result, to the extent the Partnership sells oil produced from its properties, those sales are at unregulated market prices.

    Although it appears unlikely under present circumstances that controls will be reimposed upon liquid hydrocarbons, it is possible Congress may enact such legislation at a future date. The impact of such legislation on the Partnership would be minimal since the partnership expects to sell only small quantities of liquid hydrocarbons, if any.

    Natural Gas Regulation. Sale of natural gas by the Partnership is subject to regulation of production, transportation and pricing by governmental regulatory agencies. Generally, the regulatory agency in the state where a producing well is located regulates production activities and, in addition, the transportation of gas sold intrastate. The Federal Energy Regulatory Commission (FERC) regulates the operation and cost of interstate pipeline operators who transport gas. Currently the price of gas sold by the Partnership is not regulated by any state or federal agency.

    The FERC has adopted major changes in certain of its regulations and continues to make additional changes that will significantly affect future transportation and marketing of natural gas.

    The Partnership is uncertain how the recent or proposed regulations will affect the marketing of its gas because it is unable to predict how all interstate pipelines that receive its gas will respond to such rulemakings.

    Proposed Regulation. Numerous proposals concerning energy are being considered by the United States Congress, various state legislatures and regulatory agencies. The possible outcome and effect of these proposals cannot be accurately predicted.

    Environmental and Safety Regulation. The Partnership believes that it complies, in all material respects, with all legislation and regulations affecting its operations in the drilling and production of oil and gas wells and the discharge of wastes. To date, compliance with such provisions and regulations has not had a material effect upon the Partnership's expenditures for capital equipment, its operations or its competitive position. The cost of such compliance is not anticipated to be material in the future.

ITEM 2.  PROPERTIES.

Drilling Activity

    The following table sets forth the results of drilling activity from September 14, 1998 (date of inception) to March 15, 1999, of the
Partnership which was conducted in the Continental United States.

                                         Development Wells
                                 Gross                    Net
                        Productive  Dry Total   Productive  Dry    Total
Period Ended
 March 15, 1999. . .        39       1   40      23.987106  .9460 24.933106

    The Partnership has not participated in any exploratory wells. An additional four to five wells are planned in the first quarter of 1999.

Productive Wells

    The following table summarizes the Partnership's total gross and net interests in productive wells at March 15, 1999.

                           Productive Gas Wells

Well Name                   County          State        Gross       Net
State Caledonia #C2-9       Alcona            MI           1       .255639
Ritthaler B1-4              Alcona            MI           1       .07304
Waneta C3-5                 Alcona            MI           1       .07304
Little Buckhorn B2-10       Alcona            MI           1       .255639
Thomas #22                  Clearfield        MI           1       .9460
Hutton #1                   Clearfield        MI           1       .9460
Thomas #24                  Clearfield        MI           1       .9460
Miller #5                   Barbour           WV           1       .9960
Little Buckhorn D1-3        Alcona            MI           1       .255639
Caledonia C2-16             Alcona            MI           1       .255639
Thomas #23                  Clearfield        PA           1       .9460
Hutton #2                   Clearfield        PA           1       .9460
Thomas #28                  Clearfield        PA           1       .9460
Shannon #7                  Clearfield        PA           1       .9960
Snowshoe C3-9               Alcona            MI           1       .255639
Tower Hill A3-16            Alcona            MI           1       .255639
Ratza A3-8                  Alcona            MI           1       .07304
Mostek D2-16                Alcona            MI           1       .255639
Little Wolfe B4-8           Alcona            MI           1       .07034
Madison A1-14               Alcona            MI           1       .255639
J. Miller #3                Barbour           WV           1       .9960
Baker B2-15                 Alcona            MI           1       .255639
Julian A1-15                Alcona            MI           1       .255639
Snyder #22                  Clearfield        PA           1       .9460
Duncan C1-15                Alcona            MI           1       .255639
Snyder #21                  Clearfield        PA           1       .9460
Three Oaks B2-22            Alcona            MI           1       .255639
Three Oaks A2-22            Alcona            MI           1       .255639
Tufts A4-22                 Alcona            MI           1       .255639
Thomas #21                  Clearfield        PA           1       .9460
Thomas #26                  Clearfield        PA           1       .9460
Thomas #27                  Clearfield        PA           1       .9460
Mt. Calvary #1              Clearfield        PA           1       .9460
Young Unit #6               Clearfield        PA           1       .9460
Hartzfeld #1                Clearfield        PA           1       .9460
Johnston #32                Clearfield        PA           1       .9460
Spencer #41                 Clearfield        PA           1       .9460
Shannon Land #19            Clearfield        PA           1       .9960
Moss #2A                    Taylor            WV           1       .9960
                                                          39     23.987106

    A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

Title to Properties

    The Partnership's interests in producing acreage are in the form of assigned direct interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties, and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership's business.

    As is customary in the oil and gas industry, little or no investigation of title is made at the time of acquisition of undeveloped properties (other than a preliminary review of local mineral records). Investigations are generally made, including in most cases receiving a title opinion of legal counsel, before commencement of drilling operations. A thorough examination of title has been made with respect to all of the Partnership's producing properties and the Partnership believes that it has generally satisfactory title to such properties.

ITEM 3.  LEGAL PROCEEDINGS.

    The Managing General partner as driller/operator is not party to any legal action that would materially affect the Managing General Partner's or Partnership's operations or financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER
MATTERS.

    At December 31, 1998, PDC 1998-B Limited Partnership had one Managing General Partner, 2 Limited Partners who fully paid for 2.75 units at $20,000 per unit of limited partnership interests and a total of 369 Additional General Partners who fully paid for 354.505 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

    Additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

                                                        Period from
                                                     September 14, 1998
                                                    (date of inception)
                                                   to December 31, 1998
Oil and Gas Sales . . . . . . . . . . . . . . . . . . .     $   35,265
Costs and Expenses  . . . . . . . . . . . . . . . . . .      3,033,619
Net Loss  . . . . . . . . . . . . . . . . . . . . . . .     (2,974,089)
Allocation of Net Loss:
    Managing General Partner. . . . . . . . . . . . .         (559,092)
    Limited and Additional General Partners . . . . .       (2,414,997)
    Per Limited and Additional General Partner Unit .           (6,760)
Total Assets. . . . . . . . . . . . . . . . . . . . . .       4,990,471

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

    The Partnership was funded with initial Limited and Additional General Partner contributions of $7,145,101 and the Managing General Partner contributed $1,554,059 in accordance with the Agreement. Syndication cost and Management fee of $928,864 were incurred leaving available capital of $7,770,296 for Partnership activities.

    The Partnership began exploration and development activities subsequent to the funding of the Partnership. Forty wells have been drilled, thirty-nine of which have been completed as producers. An additional four to five wells are planned to be drilled during the first quarter of 1999.

    The Partnership had net working capital at December 31, 1998 of $34,528.

    Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

1998 Results

    Oil and gas sales production commenced during the fourth quarter of 1998 with revenue distributions to the partners to commence in the first quarter of 1999. The net loss of $2,974,089 was primarily due to the impairment charge for oil and gas properties which amounted to $2,795,580 in 1998.
This impairment resulted from net capitalized costs exceeding estimated undiscounted future net cash flow. The impairment was based on estimated fair value which considered future discounted cash flows.

    The Partnership's revenues from natural gas sales will be affected by changes in prices. Natural gas prices are subject to general market conditions which drive the pricing changes.

    The principal effects of inflation upon the Partnership relate to the costs required to drill, complete and operate oil and gas wells. The Partnership expects these costs to remain somewhat stable over the next year.

Year 2000 Issue

State of Readiness

    The Year 2000 Issue is the risk that computer programs using two-digit data fields will fail to properly recognize the year 2000, with the result being business interruption due to computer system failures by PDC's software or hardware or that of government entities, service providers and vendors. PDC, who administers all aspects of the Partnership, has assessed the extent of the Year 2000 Issues affecting PDC and the Partnership. PDC believes that the new computer system including operating software installed during 1998 along with modifications made by PDC's computer technicians have addressed the dating system flaw inherent in most operating systems. PDC has completed a remediation plan and believes it is currently fully Year 2000 compliant.

    PDC has initiated formal communications with its significant suppliers and service providers to determine the extent to which PDC may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, PDC intends to take appropriate action, including identifying alternative suppliers and service providers who have demonstrated Year 2000 readiness.

Cost of Readiness

    PDC does not currently expect to charge the Partnership for any portion of PDC's cost to become Year 2000 Compliant.

Risks of Year 2000 Issues

    PDC presently believes the Year 2000 Issue will not present a materially adverse risk to PDC's or the Partnership's future results of operations, liquidity, and capital resources. However, if the level of the timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on PDC's or the Partnership's operations including, but not limited to, increased operating costs, loss of customers or suppliers, loss of accounting functions, including well revenue distributions, or other significant disruptions to PDC's or the Partnership's business.

Contingency Plan

    PDC has a contingency plan, and will implement it on any system that remains non-compliant at December 31, 1999, if any.

New Accounting Standards

    Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was issued by the Financial Accounting Standards Board in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Partnership must adopt SFAS No. 133 by January 1, 2000; however, early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. At the present time, the Partnership cannot determine the impact that SFAS No. 133 will have on its financial statements upon adoption, as such impact will be based on the extent of derivative instruments, such as natural gas futures and options contracts, outstanding at the date of adoption.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

    The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.


                                 Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The Partnership has no directors or executive officers. The Partnership is managed by Petroleum Development Corporation (the Managing General Partner). Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 1998 has been filed with the Securities and Exchange Commission.

ITEM 11.  MANAGEMENT REMUNERATIONS AND TRANSACTIONS.

       NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the period ended December 31, 1998.

      Sales of Leases                              $  216,640
      Footage Drilling Contracts, Services,
       Chemicals, Supplies, and Equipment           7,553,656
      Operator's Charges                                9,366
      Syndication cost and management fee             928,864
      Tax return preparation                            4,540
      Direct administrative cost                        1,000

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)   (1)  Financial Statements

                 See Index to Financial Statements on F-2

                 (2)  Financial Statement Schedules

                 See Index to Financial Statements on page F-2. All financial statement schedules are omitted because they are not required, inapplicable, or the information is included in the Financial Statements or Notes thereto.



                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PDC 1998-B Limited Partnership
                                              By its Managing General
                                              Partner Petroleum Development
                                              Corporation


                                              By /s/ James N. Ryan
                                                James N. Ryan, Chairman



                                              March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature            Title                               Date



/s/ James N. Ryan        Chairman, Chief Executive
James N. Ryan            Officer and Director                March 24, 1999



/s/ Steven R. Williams   President and Director
Steven R. Williams                                           March 24, 1999



/s/ Dale G. Rettinger    Executive Vice President,
Dale G. Rettinger        Treasurer and Director              March 24, 1999
                         (principal financial and
                         accounting officer)



/s/ Roger J. Morgan      Secretary and Director
Roger J. Morgan                                              March 24, 1999

                                 PDC 1998-B LIMITED PARTNERSHIP
                                (A West Virginia Limited Partnership)

                                Financial Statements for Annual Report
                                on Form 10-K to Securities and Exchange
                                Commission

                                Period from September 14, 1998
                                (Date of Inception)
                                to December 31, 1998

                                (With Independent Auditors' Report Thereon)

                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)



                       Index to Financial Statements



Independent Auditors' Report                                         F-3
Balance Sheet - December 31, 1998                                    F-4
Statement of Operations - Period from September 14, 1998
 (Date of Inception) to December 31, 1998                            F-5
Statement of Partners' Equity - Period from September 14, 1998
 (Date of Inception) to December 31, 1998                            F-6
Statement of Cash Flows - Period from September 14, 1998
 (Date of Inception) to December 31, 1998                            F-7
Notes to Financial Statements                                        F-8




All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

                       Independent Auditors' Report



To the Partners
PDC 1998-B  Limited Partnership:

We have audited the financial statements of PDC 1998-B Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 1998-B Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the period from September 14, 1998 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.







                                                                 KPMG LLP



Pittsburgh, Pennsylvania
March 23, 1999

                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                               Balance Sheet

                             December 31, 1998

        Assets

Current assets:
    Cash                                                     $   24,265
    Accounts receivable - oil and gas revenues                   25,899
      Total current assets                                       50,164

Oil and gas properties, successful efforts method
    (Notes 3 and 5):
      Oil and gas properties                                  4,081,184
      Unevaluated properties                                    893,532
                                                              4,974,716
      Less accumulated depreciation, depletion and
        amortization                                             34,409
                                                              4,940,307

                                                             $4,990,471


    Current Liabilities and Partners' Equity

Current liabilities:
    Accrued expenses                                         $   15,636
        Total current liabilities                                15,636

Partners' equity                                              4,974,835

                                                             $4,990,471


See accompanying notes to financial statements.

                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                          Statement of Operations

  Period from September 14, 1998 (Date of Inception) to December 31, 1998

Revenues:
    Sales of oil and gas                                     $    35,265
    Interest income                                               24,265
                                                                  59,530

Expenses (note 3):
    Management fee                                               178,628
    Lifting costs                                                  9,366
    Independent engineering fee                                    6,000
    Independent audit fee                                          3,381
    Tax return preparation                                         4,540
    Direct administrative cost                                     1,000
    Franchise taxes                                                  715
    Depreciation, depletion and amortization                      34,409
    Loss on impairment of oil and gas properties               2,795,580
                                                               3,033,619

                  Net loss                                   $(2,974,089)

                  Net loss per limited and additional
                    general partner unit                     $    (6,760)

See accompanying notes to financial statements.

                     PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Statement of Partners' Equity

  Period from September 14, 1998 (Date of Inception) to December 31, 1998






                           Limited            Managing
                           and additional     general
                           general partners   partner             Total

Partners' initial capital
  contributions               $ 7,145,101    $ 1,554,059   $ 8,699,160
Syndication costs                (750,236)           -        (750,236)
Net loss                       (2,414,997)      (559,092)   (2,974,089)
  Balance, December 31, 1998  $ 3,979,868     $  994,967   $ 4,974,835







See accompanying notes to financial statements.

                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                          Statement of Cash Flows

  Period from September 14, 1998 (Date of Inception) to December 31, 1998

Cash flows from operating activities:
   Net loss                                               $(2,974,089)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation, depletion and amortization                34,409
       Loss on impairment of oil and gas properties         2,795,580
       Changes in operating assets and liabilities:
         Increase in accounts receivable -
               oil and gas revenues                           (25,899)
         Increase in accrued expenses                          15,636

              Net cash used by operating activities          (154,363)

Cash flows from investing activities:
   Expenditures for oil and gas properties                 (6,876,764)
   Expenditures for unevaluated properties                   (893,532)

              Net cash used by investing activities        (7,770,296)

Cash flows from financing activities:
   Limited and additional general partner contributions     7,145,101
   Managing General Partner contribution                    1,554,059
   Syndication cost paid                                     (750,236)

              Net cash provided from financing activities   7,948,924

Net increase in cash                                           24,265
Cash at beginning of period                                       -
Cash at end of period                                     $    24,265





See accompanying notes to financial statements.

                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                       Notes to Financial Statements

                             December 31, 1998

(1)  Summary of Significant Accounting Policies

     Partnership Financial Statement Presentation Basis

     The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 1998-B Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

     Oil and Gas Properties

     The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright
       & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

     The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. During 1998 the loss on impairment of oil and gas properties as reflected in the statement of operations amounted to $2,795,580.

     Based on the Managing General Partner's experience, management believes site restoration, dismantlement and abandonment costs, net of salvage to be immaterial in relation to operating costs. These costs are being expensed when incurred.

     Income Taxes

     Since the taxable income or loss of the Partnership is reported in the separate tax returns of the partners, no provision has been made for income taxes on the Partnership's books.

     Under federal income tax laws, regulations and administrative rulings, certain types of transactions may be accorded varying interpretations. Accordingly, the Partnership's tax return and, consequently, individual tax returns of the partners may be changed to conform to the tax treatment resulting from a review by the Internal Revenue Service.
                                                              (Continued)

                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

     Use of Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties.

(2)  Organization

     The Partnership was organized as a limited partnership on September 14, 1998, in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Northern Appalachian and Michigan Basins.

     Purchasers of partnership units subscribed to and fully paid for 2.75 units of limited partner interest and 354.505 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

     Upon completion of the drilling phase of the Partnership's wells, all additional general partners units are converted into units of limited partner interests and thereafter become limited partners of the Partnership. Limited partners do not have any rights to convert their units into units of additional general partner interests in the Partnership.

     In accordance with the terms of the Partnership Agreement (the
       Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)  Transactions with Managing General Partner and Affiliates

     The Partnership's transactions with the Managing General Partner include charges for the following:

                                                        Period from
                                                     September 14, 1998
                                                   (date of inception) to
                                                     December 31, 1998

              Drilling and completion costs              $7,553,656
              Lease acquisitions, at cost                   216,640
              Offering and organization costs
               (includes reimbursements of commissions
               and management fee)                          928,864
              Lifting costs                                   9,366
              Tax return preparation                          4,540
              Direct administrative cost                      1,000

                      PDC 1998-B LIMITED PARTNERSHIP
                   (A West Virginia Limited Partnership)

                 Notes to Financial Statements, Continued

(4)   Allocation

    The table below summarizes the participation of the Managing General
      Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

                                                            Managing
                                             Investor       General
                                             Partners(2)(3) Partner (2)(3)
    Partnership Costs

Broker-dealer Commissions and Expenses(1). .    100%            0%
Management Fee . . . . . . . . . . . . . . .    100%            0%
Lease Costs. . . . . . . . . . . . . . . . .      0%          100%
Tangible Well Costs. . . . . . . . . . . . .      0%          100%
Intangible Drilling and Development Costs. .    100%            0%
Total Drilling and Completion Costs. . . . .     80%           20%
Operating Costs. . . . . . . . . . . . . . .     80%           20%
Direct Costs . . . . . . . . . . . . . . . .     80%           20%
Administrative Costs . . . . . . . . . . . .      0%          100%

    Partnership Revenues

Sale of Oil and Gas Production . . . . . . .     80%           20%
Sale of Productive Properties. . . . . . . .     80%           20%
Sale of Equipment  . . . . . . . . . . . . .      0%          100%
Sale of Undeveloped Leases . . . . . . . . .     80%           20%
Interest Income. . . . . . . . . . . . . . .     80%           20%

____________________
[FN]
  (1) Organization and Offering Costs, net of the Dealer Manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, Organization and Offering Costs in excess of 10-1/2% of Subscriptions were paid by the Managing General Partner, without recourse to the Partnership.

  (2) To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

  (3) As set forth in the following paragraph, the allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs.

      The Managing General Partner will pay for the Partnership's share of all Leases and tangible well equipment. The entire Capital Contribution of the Investor Partners, after payment of brokerage commissions, due diligence reimbursement, and the Management Fee, will be utilized to pay for intangible drilling costs. In the event that the Intangible Drilling Costs exceed the funds of the Investor Partners available for payment of Intangible Drilling Costs (herein "excess IDC"), a portion of the Capital Contribution of the Managing

                     PDC 1998-B LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                Notes to Financial Statements, Continued

      General Partner may be used to pay such excess IDC. If the cost of Leases and tangible well equipment were to exceed the Managing General Partner's Capital Contribution of 21-3/4 percent of the aggregate Capital Contribution of the Investor Partners, then the Managing General Partner will increase its Capital Contribution to fund such additional capital requirements and the Managing General Partner's allocation of profits, losses, and cash distributions will be increased to equal the percentage arrived at by dividing the Capital Contribution made by the Managing General Partner by the Capital Available for Investment; the allocation of the Investor Partners will be decreased accordingly.

(5)   Costs Relating to Oil and Gas Activities

      The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 1998, are as follows:

          Lease acquisition costs                        $  216,640
          Intangible development costs                    5,726,337
          Well equipment                                    933,787
          Unevaluated oil and gas properties                893,532
          Impairment charge                              (2,795,580)
                                                        $ 4,974,716

   The following costs were incurred for the Partnership's oil and gas activities:

                                                         Period from
                                                      September 14, 1998
                                                  (date of inception) to
                                                     December 31, 1998

          Costs capitalized:
            Property acquisition costs                    $  216,640
            Development costs                              6,660,124
            Unevaluated oil and gas properties               893,532
                                                          $7,770,296

(6)   Income Taxes

      As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting
        purposes.   At December 31, 1998, the income tax basis of the
        Partnership's oil and gas properties was $1,527,173.

                     PDC 1998-B LIMITED PARTNERSHIP
                  (A West Virginia Limited Partnership)

                      Notes to Financial Statements

(7)   Supplemental Reserve Information (Unaudited)

      Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc.
        These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

                                                                Natural gas
                                                                    (mcf)

            Proved developed reserves as of September 14, 1998
              (date of inception)                                    -
            Extensions, discoveries and other additions          4,339,636
            Production                                             (14,524)

            Proved developed reserves as of
              December 31, 1998                                  4,325,112